Form 10-K
period 2008-12-31
Nugent Engine Technologies Inc.
filed 2009-04-15
CIK 1439802

United States

Securities and Exchange Commission

Washington, DC 20549

FORM 10-K

☒ ANNUAL REPORT UNDER 13 OR 15 (d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES

EXCHANGE ACT OF 1934

Commission file Number: 000-53322

NUGENT ENGINE TECHNOLOGIES INC.

Exact name of small business issuer as specified in its charter

Florida	26 - 2676697
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.

Howard Hughes Center, 680 Center Drive, 6th Floor

Los Angeles, California 90045

(Address of principal executive offices)

(310) 694-8072

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
Common Stock	None

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |X| No |_|

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |_|

Accelerated filer |_|

Non-accelerated filer |_|

Smaller reporting company |X|

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes |_X|  No ||

The number of shares of the registrant’s class of common stock, $0.001 par value, outstanding at April 14, 2009: 2,100,000

INDEX

FORWARD-LOOKING STATEMENTS

4

PART I

5

ITEM 1.

DESCRIPTION OF BUSINESS

5

General

5

Background

5

Employees

5

Name Change

5

Patents and Trademarks

5

RISK FACTORS

5

ITEM 2.

DESCRIPTION OF PROPERTY

8

ITEM 3.

LEGAL PROCEEDINGS

8

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

8

PART II.

9

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

9

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

9

Forward Looking Information and Cautionary Statements

9

General

9

Off-Balance Sheet Arrangements

10

Contractual Obligations

10

ITEM 7.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

10

ITEM 8.

FINANCIAL STATEMENTS

10

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

10

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

12

No Audit Committee or Financial Expert

13

Code of Ethics

13

ITEM 11.

EXECUTIVE COMPENSATION

13

Summary of Cash and Certain Other Compensation

13

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AND RELATED STOCKHOLDER MATTERS

14

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

15

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

15

ITEM 15.

EXHIBITS

15

FINANCIAL SECTION INDEX

17

SIGNATURES

26

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Nugent Engine Technologies, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties.  The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

General

Nugent Engine Technologies, Inc. (“NET” or the “Company”) is a development stage company. Currently, NET is working the development, as well as sourcing (exploring licensing), advance engine technologies.  At present, the Company has no current operating income.

Background

NET was incorporated on May 22, 2008, in the State of Florida under the name of Enterprise V. Corporation by its incorporator and sole shareholder Enterprise Creations LLC.  On July 15, 2008, the Company filed its Form 10-12G with the Securities and Exchange Commission (“SEC”), effectively registering the Company as a blank check company.  On October 14, 2008, the Company filed amended articles with the Florida Secretary of State, changing the Company’s name from Enterprise V. Corporation to Nugent Engine Technologies, Inc.  On March 11 and 12, 2009, NET filed Forms 8-K and SC-13D, respectably, with the SEC; whereby the Company reported a change in control by means of a private sale of 100% of the outstanding shares by its sole shareholder, Enterprise Creations LLC, to the Twenty Second Trust (Australia).  During the interceding months, the Company has remained current with the SEC as a blank check company.  As of December 31, 2008, NET’s board of directors has not entered into an agreement with an operating company on merger or acquisition that would believe will result in a reverse merger pursuant to FASB statement number 141 when and if finalized.

Employees

NET at present has two employees.

Officers devote only such time to the affairs of the Company as they deem appropriate. Management of the Company expects to use consultants, attorneys, and accountants as necessary, and does not anticipate a need to engage any full-time employees so long as it is seeking and evaluating businesses with which to merge or to acquire or be acquired. The need for additional employees, and their availability, will be addressed upon consummation of, and in connection with, a successful merger or acquisition.

Name Change

On October 14, 2008, our board of directors and the majority holders of the Company’s capital stock jointly approved amendments to our Articles of Incorporation by written consent to change its name from “Enterprise V Corporation” to “Nugent Engine Technologies, Inc.,” because the future operations of the Company will be centered on advanced engine technologies.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

RISK FACTORS

Our lack of operating history makes it difficult for us to evaluate our future business prospects and make decisions based on those estimates of our future performance.

We have no operating history and have not generated any revenues. Our business plan is speculative and unproven.  There is no assurance that we will be successful in executing our business plan or that even if we successfully implement our business plan, we will ever generate revenues or profits, which makes it difficult to evaluate our business.  As a consequence, it is difficult, if not impossible, to forecast our future results based upon our historical data.  Because of the uncertainties related to our lack of historical operations, we may be hindered in our ability to anticipate and timely adapt to increases or decreases in sales, revenues or expenses.  If we make poor budgetary decisions as a result of unreliable historical data, we may never generate revenues or become profitable or incur losses, which may result in a decline in our stock price.

There is substantial doubt about our ability to continue as a going concern as a result of our lack of revenues and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Our lack of operating history and revenues raise substantial doubt about our ability to continue as a going concern. The financial statements do not include adjustments that might result from the outcome of this uncertainty and if we are unable to generate significant revenue or secure financing we may be required to cease or curtail our operations.

Certain of our stockholders hold a significant percentage of our outstanding voting securities which could reduce the ability of minority shareholders to effect certain corporate actions.

Our officers, directors and 5% or more shareholders are the beneficial owners of approximately 100% of our outstanding voting securities. As a result, they possess significant influence and can elect a majority of our board of directors and authorize or prevent proposed significant corporate transactions. Their ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

Because we do not have an audit or compensation committee, shareholders will have to rely on the entire board of directors, none of which is independent, to perform these functions.

We do not have any audit or compensation committee.  These functions are performed by the board of directors as a whole. No members of the board of directors are independent directors. Thus, there is a potential conflict in that board members who are management will participate in discussions concerning management compensation and audit issues that may affect management decisions.

Because we will need additional capital to implement our business plan and may not be able to obtain sufficient capital, we may be forced to limit the scope of our operations, and our revenues may be reduced.

In connection with implementing our business plans, we will experience increased capital needs and accordingly, we may not have sufficient capital to fund our future operations without additional capital investments. Our capital needs will depend on numerous factors, including the following:

• our profitability;

• the amount of our capital expenditures.

We cannot assure you that we will be able to obtain capital in the future to meet our needs.  We have no sources of financing identified.  If we cannot obtain additional funding, we may be required to:

• limit our ability to implement our business plan;

• limit our marketing efforts; and

• decrease or eliminate capital expenditures.

Even if we do find a source of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us.  Any future capital investments could dilute or otherwise adversely affect the holdings or rights of our existing shareholders.  In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences, and privileges senior to our Common Stock.  Any additional financing may not be available to us, or if available, may not be on terms favorable to us.

We are exposed to risks from recent legislation requiring companies to evaluate internal control over financial reporting.

Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404") requires our management to report on the operating effectiveness of the Company's Internal Controls over financial reporting for the year ended December 31, 2010.  M&K CPAS, PLLC, our independent registered public accounting firm, will be required to attest to the effectiveness of our internal control over financial reporting beginning with the year ended December 31, 2010. We must establish an ongoing program to perform the system and process evaluation and testing necessary to comply with these requirements. We expect that the cost of this program will require us to incur expenses and to devote resources to Section 404 compliance on an ongoing basis.

It is difficult for us to predict how long it will take to complete Management's assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting.  As a result, we may not be able to complete the assessment and process on a timely basis.  In the event that our President, Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected.

Financial position of the Company, working capital deficit; report of independent auditors. The success of NET's operations is largely dependent upon its ability to develop, acquire or license advanced engine technologies.

  its existing property and/or acquire producing mining properties and to improve operating efficiencies, generate adequate cash-flows from operations.

NET's operations are subject to numerous risks associated with the establishment of its business, including lack of adequate financing sources.  In addition, the Company may in the future encounter unanticipated problems, some of which may be beyond NET's financial and technical abilities to resolve.  The failure to adequately address such difficulties could have a materially adverse effect on NET's prospects.

M&K CPAS, PLLC, the current independent auditors of NET, has expressed substantial doubt regarding the ability of NET to continue as a going concern because of the lack of revenues and the working capital deficit of NET.

Availability and Integration of Future Acquisitions and Licensing. NET's strategy includes pursuing acquisition and licensing opportunities that complement our business objectives.  Potential competitors for acquisition / licensing opportunities include larger companies with significantly greater financial resources.  Competition for the acquisition / licensing of advanced engine technologies may result in acquisitions or licensing agreements on terms that prove to be less advantageous to NET than have been attainable in the past or may increase acquisition prices to levels beyond NET's financial capability. NET's financial capability to make acquisitions or execute licensing agreements is partially a function of its ability to access the debt and equity capital markets.  In addition, NET may not find attractive acquisition or licensing candidates in the future, or succeed in profitably marketing “transferred” technologies in the future.

Potential Quarterly Fluctuations.  NET may experience variability in its revenues, net sales and net income on a quarterly basis as a result of many factors, chief among which is bringing product to market.

Dependence on Senior Management.  NET's future performance will depend to a significant extent upon the efforts and abilities of its key management personnel.  The Company does not have a key life insurance policy on its officers.  The loss of service of one or more of the NET's key management personnel could have an adverse effect on NET's business. The Company's success and plans for future growth will also depend in part on managements continuing ability to hire, train and retain skilled personnel in all areas of its business.

In the past, the two directors and officers of NET have provided their services on a part time basis, one of which averages 20 hours per week and the other averages ten hours of services per week.  The level of operations of NET has not necessitated the full time services of its directors and officers.  The directors and officers may continue to pursue other business activities independently of NET.  If the level of business activity of NET increases, the directors and officers of NET intends to devote additional time to the management of the Company and intend to retain additional management personnel whenever necessary and appropriate.

Indemnification. NET's Articles of Incorporation and Bylaws limit the liability of its directors and offices to the Company and its shareholders to the fullest extent permitted by Florida law, and provides for indemnification of the directors and offices to such extent. NET may obtain director-officer liability insurance. These measures will provide additional protection to the directors and officers of NET against liability in connection with certain actions and omissions.

Conflicts of Interest . There are anticipated conflicts of interest between NET and its stockholders, and there may be potential conflicts of interest involving the Company and its stockholders, some of which may affect the planned business activities of NET.  The Board of Directors will attempt to resolve any conflict of interest situation which may arise and which is brought to the attention of the Board of Directors on a case-by-case basis.

Shares Eligible for Future Sale. A substantial number of outstanding shares of NET's Common Stock will be "restricted securities".  However, under certain circumstances such shares may in the future be sold in compliance with Rule 144 adopted under the Securities Act of 1933, as amended, or some other exemption from registration under the Securities Act of 1933.  Future sales of those shares under Rule 144 or other exemption could depress the market price of the Common Stock in the future.

Applicability of Penny Stock Rules. Federal regulations under the U.S. Securities Exchange Act of 1934, as amended (the "Exchange Act"), regulate the trading of so-called penny stocks (the "Penny Stock Rules"), which are generally defined as any security priced at less than $5.00 per share and offered by an issuer with limited net tangible assets and revenues.  In addition, equity securities which are priced at less than $5.00 per share are deemed penny stocks for the limited purpose of Section 15(b)(6) of the Exchange Act which makes it unlawful for any broker-dealer to participate in a distribution of any penny stock without the consent of the Securities and Exchange Commission if, in the exercise of reasonable care, the broker-dealer is aware of or should have been aware of the participation of previously sanctioned persons.  Therefore, if, during the time in which the Common Stock is quoted on any market, the Common Stock is priced below $5.00 per share, trading of the Common Stock will be subject to the provisions of Section 15(b)(6) of the Exchange Act.  In such event, it may be more difficult for the stockholder to sell Common Stock in the future in the secondary market.

If NET's Common Stock was currently traded in the over-the-counter market for less than $5.00 per share, the NET’s Common Stock would be considered a penny stock, and trading in its Common Stock would, in turn, be subject to the full range of Penny Stock Rules.  Accordingly, the application of the comprehensive Penny Stock Rules may make it more difficult for broker-dealers to sell NET's Common Stock and stockholders of the Company may have difficulty in selling their Shares in the future in the secondary trading market.

ITEM 2.

DESCRIPTION OF PROPERTY

The principal executive offices of the Company are located at Howard Hughes Center, 680 Center Drive, 6th Floor, Los Angeles, California 90045, provided for the Company by an officer and director of NET at no cost to the Company.

ITEM 3.

LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceedings, and to the best of its knowledge, no such proceedings by or against the Company have been threatened.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II.

ITEM 5.

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a)

Market Information: The Company’s Common Stock is not trading on any exchange. The Company is not aware of any market activity in its stock since its inception and through the date of this filing.

(b)

Holders: As of December 31, 2008, there was one (1) record holder of 2,100,000 shares of the Company’s Common Stock.

(c) Dividends: The Registrant [Company] has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of Management to utilize all available funds for the development of the Registrants business.

Since its inception, no dividends have been paid on the Company's Common Stock.  The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

At December 31, 2008, there was 1 shareholder of record of the Company's Common Stock.

ITEM 6.

MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report in this Form 10-K, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect NET's future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the headings "Item 1. Description of Business", including "Risk Factors" and "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.  Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements.  We are under no duty to update any of the forward-looking statements after the date hereof to conform such statements to actual results.

General

The following discussion and analysis summarizes the results of operations of Nugent Engine Technologies, Inc. (the “Company” or "NET" or we") for the year ended December 31, 2008.

NET is a development stage company with a market orientation toward the development, acquisition, or licensing of advanced engine technologies.  The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition or licensing candidates.  No revenue has been generated by the Company from May 22, 2008 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition, merger, or licensing arrangement with an operating company, of which there can be no assurance.  It is Management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition or licensing candidates.

For the fiscal year ended December 31, 2008, the Company had a net loss of $4,033, consisting of legal, accounting, audit, other professional service fees; i.e., costs and expenses incurred in relation to the filing of the Company’s Form 10-12G, Quarterly Report on Form 10-Q for the period ended September 31, 2008 in October of 2008, and the filing of this Form 10-K.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 7.

QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable; as a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

ITEM 8.

FINANCIAL STATEMENTS

The financial statements required by this Item 8 begin with the Index to the Financial Statements which is located prior to the signature page.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal year 2008 spanning from May 22, 2008 (Inception) to December 31, 2008.

There have been no changes in or disagreements with M&K CPAS, PLLC on accounting and financial disclosure matters at any time.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were not effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. This determination was made based on the quantity and magnitude of changes to our 10-K from our independent auditor.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the names, ages, and positions with the Company for each of the directors and officers of the Company.

Name	Age	Positions

Micheal P. Nugent	46	President, Secretary, Treasurer-Chief Financial Officer and Director

Robert Smith	47	Chief Executive Officer and Director

All executive officers are elected by the Board of Directors and hold office until the next annual meeting of stockholders or until their successors are duly elected and qualified.

The following is information on the business experience of each director and officer.

Micheal P. Nugent

Chairman, President, Secretary, and Treasurer-CFO

Micheal Nugent holds office and active roles with several private and public companies in the USA and Australia, including as the Founder, Chairman and CEO of Roadships America, Inc., a private Florida company that is developing Short Sea Shipping Systems. He is CEO of Nugent Engine Technologies Inc., a Florida public company that is investigating new engine technologies. He is the Founder and President of Cycclone Magnetic Engines Inc., a private Nevada company that is developing engine technology. He is President and CEO of Roman Acquisition Corp., a Nevada public company.  He is Founder, Chairman and CEO of Fire From Ice Films, Inc., a private Nevada company that is partnering with feature film producers. He is CEO of Endeavour Logistics Pty Ltd, a private Australian company that consults with Australian Transport Companies. He is also Chairman and CEO of Adbax Pty Ltd and Adbax Truckside Management Pty Ltd, 2 private Australian companies that provide truckside advertising as an affiliate of Truckads USA. Mr Nugent completed his discipline as a Diesel Fitter in 1983 with Cummins Diesel Sales and Service. Mr Nugent is a member of the Australian Institute of Company Directors, Marine Highways Cooperative, The Coastwise Coalition and the Advertising Federation of Australia.

Robert Smith

Director, Chief Executive Officer

Robert Smith is a Director and Corporate Secretary of Enterprise IV Corporation, a 10-12G Blank Check Company; the co-Managing Member of Enterprise Creations LLC, a joint venture, and; the Managing Member of RKS Capital LLC, a business development solution provider.  Mr. Smith has 20 plus cumulative years of management experience; 16 years at executive-level management; 12 plus years [hands-on] building start-ups and emerging companies; 10 years experience as a business development consultant. He holds extensive experience and success in strategic planning and management and capital acquisition (equity and private debt).  Mr. Smith is a “nuts and bolts” business development professional with proven success working with development, start-up, emerging and growth companies in a variety of industries; with added emphasis on capital acquisition strategies and business plan development.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock. The Company believes all forms required to be filed under Section 16 of the Exchange Act have been filed timely.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations

ITEM 11.

EXECUTIVE COMPENSATION

Summary of Cash and Certain Other Compensation

The following sets forth the compensation of the Company's executive officers for the two fiscal years ended December 31, 2008.

Executive Officer Compensation Table

The table below summarizes the total compensation paid or earned by each of the named executive officers for the fiscal year ended December 31, 2008 with NET. The Company has not entered into any employment agreements with any of the named executive officers.

The named executive officers were not entitled to receive any compensation from NET during the fiscal year ended December 31, 2008.

(a)	(b)	(c)	(d)	(e)		(f)	(g)	(h)	(I)	(j)
Name and Principal Position	Year	Salary	Bonus	Stock Awards		Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonquali- fied Deferred Compensation Earnings	All Other Compensation	Total
Micheal P. Nugent (1) President, Secretary, and Treasurer- Chief Financial Officer	2008	$0	$0		$0	$0	$0	$0	$0	$0

Robert Smith (1) Chief Executive Officer	2008	$0	$0	$0	$0	$0	$0	$0	$0

(1)

Mr. Robert Smith first became the executive officers of the Company in on May 22, 2008 (inception); Smith resigned from his position of corporate secretary and was appointed and assumed the position of Chief Executive Officer on October 14, 2008.  Mr. Micheal Nugent became the executive officers of the Company on October 14, 2008.

(2)	Neither Mr. Micheal Nugent and Mr. Robert Smith has received any compensation from NET since the Company’s inception on May 22, 2008.

NET has no agreement or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding employment with NET or compensation for services. NET has no plan, agreement, or understanding, express or implied, with any officer, director, or principle stockholder, or their affiliates or associates, regarding the issuance to such persons of shares of NET's authorized and unissued Common Stock.  There is no understanding between NET and any of its present stockholders regarding the sale of a portion or all of the Common Stock currently held by them in connection with any future participation by the Company in a business.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of April 15, 2009, the number and percentage of the 2,100,000 shares of Common Stock and 100,000 shares of Preferred Stock which, according to the information supplied to NET, are beneficially owned by the directors and executive officers.  (Except as otherwise indicated, the persons named in the table will have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.)

Name and Address	Stock		Percent of Class

Micheal P. Nugent, a/T/f the Twenty Second Trust	2,100,000	(1)	100.0%

Micheal P. Nugent, a/T/f the Twenty Second Trust	100,000	(2)	100.0%

(1)	Represents the voting beneficial ownership of 2,100,000 shares of Common Stock of the Company owned by the Twenty Second Trust of which Micheal P. Nugent is Trustee.
(2)	Represents the voting beneficial ownership of 100,000 shares of Preferred Convertible Stock of the Company owned by the Twenty Second Trust of which Micheal P. Nugent is Trustee.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On May 22, 2008, the Company issued 2,100,000 shares of Common Stock and 100,000 and Shares of Preferred Convertible Stock to its Incorporator and Founder, Enterprise Creations LLC, of which Robert Smith is a Managing Member, in exchange for $2,100 in accrued expense and $100 paid in capital.

On October 15, 2008, Micheal P. Nugent, as Trustee of the Twenty Second Trust, entered into a purchase agreement with Enterprise Creations LLC to acquire 2,100,000 shares of Common Stock and 100,000 and Shares of Preferred Convertible Stock, representing 100% of the outstanding shares of both classes, for $65,000.

On March 9, 2009, the Twenty Second Trust closed on the aforementioned purchase agreement, whereby Enterprise Creations LLC transferred 2,100,000 shares of Common Stock and 100,000 and Shares of Preferred Convertible Stock, representing 100% of the outstanding shares of both classes, with full ownerships and voting rights to the Twenty Second Trust in exchange for $65,000.

During the fiscal year ended December 31, 2008, the Company has issued 2,100,000 shares of Common Stock to Enterprise Creations LLC for $2,100 in accrued expense paid by Enterprise Creations LLC. Also during the fiscal year ended December 31, 2008, the Company has issued 100,000 shares of Preferred Convertible Stock to Enterprise Creations LLC for $100 in paid capital.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by our principal accounting firm, for fees billed for fiscal year ended December 31, 2008 is as follows:

Name	Audit Fees(1)	Audit Related Fees	Tax Fees (2)	All Other Fees
M&K CPAS, PLLC
for fiscal year ended:
December 31, 2008	$4,933	$0	$0	$0

___________________________

(1)

Includes audit fees for the annual financial statements of the Company, and review of financial statements included in the Company's Form-10-12G, Form 10-Q quarterly report and Form 10-K annual report, and fees normally provided in connection with statutory and regulatory filings for this fiscal year.

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. We do not rely on pre-approval policies and procedures.

ITEM 15.

EXHIBITS

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	Bylaws

31.1

Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

31.2

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.1	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on July 15, 2008 and incorporated herein by this reference.

NUGENT ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

(A FLORIDA CORPORATION)

Los Angeles, CA

FINANCIAL REPORTS

AT

DECEMBER 31, 2008

FINANCIAL SECTION INDEX

7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Nugent Engine Technologies, Inc.

We have audited the accompanying balance sheet of  Nugent Engine Technologies, Inc. (a development stage company) as of December 31, 2008 and the related expenses of operations, stockholder's equity (deficit) and cash flows for the cumulative period from Inception (May 22, 2008) through December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  Nugent Engine Technologies, Inc. (a development stage company) as of December 31, 2008 and the results of its operations and its cash flows for the cumulative period from inception (May 22, 2008) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has a net accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS PLLC

Houston, TX

April 15, 2009

 www.mkacpas.com

NUGENT ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

December 31, 2008

ASSETS
Cash and Cash Equivalents	$100

Total Assets	$100

LIABILITIES AND STOCKHOLDER'S DEFICIT

Current Liabilities

Due to Officer	$1,933

Total Liabilities	1,933

Stockholder's Deficit
Preferred Stock: $.001 Par; 50,000,000 Shares Authorized, -100,000- Issued and Outstanding	100
Common Stock: $.001 Par; 100,000,000 Shares Authorized; 2,100,000 Issued and Outstanding	2,100
Additional Paid-In-Capital	-
Deficit Accumulated During Development Stage	(4,033)

Total Stockholder's Deficit	(1,833)

Total Liabilities and Stockholder's Deficit	$100

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NUGENT ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF EXPENSES

FOR THE PERIOD FROM MAY 22, 2008 (INCEPTION)

THROUGH DECEMBER 31, 2008

Cumulative from
Inception
(May 22, 2008) to
December 31, 2008
Expenses:
General and administrative expenses	$4,033
Total Operating Expenses	4,033

Net operating loss	(4,033)

Net Loss	$(4,033)

Net Loss per Common Share - Basic and Diluted	$(0.002)

Per Share Information:
Weighted Average Number of Common Stock Outstanding	2,100,000

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NUGENT ENGINE TECHNOLOGIES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 22, 2008 (INCEPTION)

THROUGH DECEMBER 31, 2008

Cumulative from Inception
(May 22, 2008) to
December 31, 2008

Cash Flows from Operating Activities:
Net Loss	$(4,033)

Net Cash Flows Used in Operations	(4,033)

Cash Flows from Financing Activities:
Cash proceeds from the issuance of founders shares	2,200
Increase (decrease) in current liabilities (shareholders loan)	1,933

Net Cash Flows provided by Financing Activities	4,133

Net increase (decrease) in cash	100

Cash and cash equivalents - Beginning of period	-

Cash and cash equivalents - End of period	$100

SUPPLEMENTARY INFORMATION
Interest Paid	$-
Taxes Paid	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NUGENT ENGINE TECHNOLOGIES, INC.

(A Development Stage Company)

Statements of Stockholder’s Equity (Deficit)

 For Period From May 22, 2008 (Inception) Through December 31, 2008

						Accumulated	Total
					Additional	(Deficit)	Stockholder’s
	Preferred Stock		Common Stock		Paid-in	During the
	Number of		Number of			Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – May 22, 2008 (1)	100,000	$ 100	-	$ -	$ -	$ -	$ 100

Issuance of stock to incorporator for expenses	-	-	2,100,000	2,100	-	-	2,100

Net loss for period	-	-	-	-	-	(4,033)	(4,033)

Balances – December 31, 2008	100,000	$ 100	2,100,000	$ 2,100	$ -	$ (4,033)	$ (1,833)

(1) Series A Preferred Convertible Stock (non-registered), with one (1) vote per share.

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

NUGENT ENGINE TECHNOLOGIES, INC.

Notes to Financial Statements

May 22, 2008 (Inception) and December 31, 2008

Note 1 - The Company

Nugent Engine Technologies, Inc. (previously Enterprise V Corporation) a development stage company (the “Company”), was incorporated under the laws of the State of Florida on May 22, 2008.  The Company is 100% owned by the Twenty Second Trust.  The financial statements presented represent only those transactions of Nugent Engine Technologies, Inc.  The Company is looking to merge with or acquire an existing company or acquire the technology to begin operations.

As a blank check company, the Company’s business is to pursue a business combination through acquisition, or merger with, an existing company. As of the date of the financial statements, the Company is not conducting negotiations with any target business.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

Note 2 - Summary of Significant Accounting Policies

Method of Accounting.

The Company maintains its books and prepares its financial statements on the accrual basis of accounting.

Development Stage.

The Company has operated as a development stage enterprise since its inception by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services.  The Company prepares its financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash and Cash Equivalents.

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less.  The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts. As of December 31, 2008 there were no cash equivalents.

Loss Per Common Share.

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” by dividing income (loss) available to common stockholders by weighted average number of common shares outstanding for each period

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results can differ from those estimates.

Income Taxes.

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”, using the asset and liability approach, which requires recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax basis of such assets and liabilities.  This method utilizes enacted statutory tax rates in effect for the year in which the temporary differences are expected to reverse and gives immediate effect to changes in income tax rates upon enactment.  Deferred tax assets are recognized, net of any valuation allowance, for temporary differences and net operating loss and tax credit carry forwards.  Deferred income tax expense represents the change in net deferred assets and liability balances.

Note 3 - Equity Securities

Holders of shares of common stock, the only class of stock registered under the Company’s Form 10-12G, shall be entitled to cast one vote for each common share held at all stockholders meetings for all purposes, including the election of directors.  The common stock does not have cumulative voting rights.

Holders of shares of preferred convertible stock, not registered, shall be entitled to cast one vote for each preferred convertible share held at all stockholders meetings for all purposes, including the election of directors.  The preferred convertible stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock or any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On May 22, 2008, the Company issued 100,000 shares of its Series A Preferred Convertible Stock to the Company’s Incorporator, Enterprise Creations LLC as founder shares.

On May 27, 2008, the Company issued 2,100,000 shares of its Series A Common Stock to the Company’s Incorporator, Enterprise Creations LLC in exchange for expenses paid on behalf of the Company of $2,100.

Note 4 - Going Concern

Nugent Engine Technologies, Inc., does not meet the test of “going concern;” instead the corporation was formed to pursue a business combination with target business opportunity yet to be finalized and to provide a method for a domestic or foreign private company to become a reporting company whose securities would be qualified for trading in the United States secondary market.  As of this date the company has not finalized a business combination and there can be no assurances that we will be successful in locating or negotiating with any target business opportunity and, as such, the Company has been in the developmental stage since inception and have no other operations to date other than issuing shares to our original shareholders. Nugent Engine Technologies, Inc’s financial statements have been prepared on a development stage company basis. Substantial doubt exists as to Nugent Engine Technologies' ability to continue as a going concern. No adjustment has been made to these financial statements for the outcome of this uncertainty.

Note 5 - Income Tax

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the company has incurred losses from inception.

At December 31, 2008, the company had US net operating loss carry forwards of approximately $4,000 for federal income tax purposes, and Florida currently imposes no state corporate income tax.

Deferred tax assets and liabilities are comprised of the following as of December 31, 2008:

Deferred Income Tax Assets:

Tax effect of net operating loss carry forward        $1,360

Valuation allowance

        (1,360)

Net Deferred tax asset

        $   -

Realization of deferred tax assets is not practical until subsequent to a business combination with target business opportunity, and such a target business opportunity has yet to be finalized.

Note 6 – Related Party Transactions

During the period ended June 17, 2008, Enterprise Creations LLC, the incorporator, has paid $2,100 in expenses relevant to this filing; and this expense, upon resolution of the board of directors, was offset by the issuance of 2,100,000 shares of Company Common Stock.  100,000 shares of Series A preferred convertible preferred stock was issued as founders shares.

During the year ended December 31, 2008, the incorporator of the Company loaned the Company $1,933 that is due on demand and non interest bearing. Interest has not been imputed due to immateriality.

Note: 7 – Convertible Preferred Stock

The Company s Preferred Convertible Stock (though not registered with the SEC) is convertible to the Company’s Common Stock without a waiting period at a 1:1 ratio for $0.001 per share. 100,000 shares were issued to the founders of the Company in exchange for $100.

Note 8 - Subsequent Event

After yearend we finalized an agreement to issue shares to a company which we believe will result in a reverse merger pursuant to FASB statement number 141. The acquiring company currently has minimal to no operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2009	NUGENT ENGINE TECHNOLOGIES, INC.

	By:	/s/ Micheal Nugent
Micheal Nugent
President & Treasurer-CFO

Date: April 15, 2009	NUGENT ENGINE TECHNOLOGIES, INC.

	By:	/s/ Robert Smith
Robert Smith
Chief Executive Officer

26