Form 10-Q
period 2009-06-30
Nugent Engine Technologies Inc.
filed 2009-08-07
CIK 1439802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-53322

Nugent Engine Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	26-2676697
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Howard Hughes Center, 6080 Center Drive, 6thFloor, Los Angeles, CA 90045
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,100,000 common shares as of July 28, 2009

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of June 30, 2009 and December 31, 2008;

F-2	Statements of Operations for the three and six months ended June 30, 2009 and the period from May 22, 2008 (inception) to June 30, 2009;

F-3	Statements of Cash Flows for the six month period ended June 30, 2009 and the period from May 22, 2008 (inception) to June 30, 2009;

F-4	Statement of Stockholder’s Equity (Deficit) from inception (May 22, 2008) through June 30, 2009;

F-5	Notes to Financial Statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	$7	$100

Total Current Assets	7	100

TOTAL ASSETS	$7	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT:

Accounts payable	$-	$-

Shareholder Loan	-	1,933

Total Current Liabilities	-	1,933

TOTAL LIABILITIES	-	1,933

Stockholder’s Deficit:

Preferred Stock: $.001 Par; 50,000,000 shares authorized, -100,000- issued and outstanding	100	100

Common Stock, $.001 par value; 100,000,000 shares authorized; 2,100,000 shares issued and outstanding	2,100	2,100

Additional Paid-in capital	5,833	-

Deficit Accumulated During the Development Stage	(8,026)	(4,033)

Total Stockholder’s Deficit	7	(1,833)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$7	$100

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2009 AND THE PERIOD
FROM INCEPTION (MAY 22, 2008) TO JUNE 30, 2009
(Unaudited)

	Three Months	Six Months	Inception (May 22, 2008)
	Ended	Ended	Through
	June 30,	June 30,	June 30,
	2009	2009	2009

Expenses:

General and Administrative Expenses	$1,967	$3,993	$8,026

Total Operating Expenses	$1,967	3,993	$8,026

Net Loss	$(1,967)	$(3,993)	$(8,026)

Net Loss per Common Share – Basic and Diluted	$(0.001)	$(0.002)	$(0.004)

Weighted Average Number Of Common
Shares Outstanding – Basic and Diluted	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009 AND
THE PERIOD FROM INCEPTION (MAY 22, 2008) TO JUNE 30, 2009
(Unaudited)

	Six	Inception
	Months	(May 22, 2008)
	Ended	Through
	June 30,	June 30,
	2009	2009

Cash Flows from Operating Activities:

Net Loss	$(3,993)	$(8,026)

Changes in: Accounts payable	-	-

Net Cash Flows Used in Operations	(3,993)	(8,026)

Cash Flows from Financing Activities:

Cash proceeds from the issuance of founders shares	-	2,200

Advances from Shareholders	3,900	5,833

Net Cash Flows Provided by Financing Activities	3,900	8,033

Net Increase (Decrease) in Cash	(93)	7

Cash and Cash Equivalents – Beginning of Period	100	-

Cash and Cash Equivalents – End of Period	$7	$7

Non-Cash Transactions
Forgiveness of Shareholder Loan	$5,833	$5,833

SUPPLEMENTARY INFORMATION

Interest Paid	$-	$-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
Statements of Stockholder’s Equity (Deficit)
For Period From May 22, 2008 (Inception) Through June 30, 2009
(Unaudited)

						Accumulated
						(Deficit)	Total
	Preferred Stock		Common Stock		Additional	During the	Stockholder’s
	Number of		Number of		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – May 22, 2008 (1)	100,000	$100	-	$-	$-	$-	$100

Issuance of stock to incorporator for expenses	-	-	2,100,000	2,100	-	-	2,100
Net loss for period						(4,033)	(4,033)
Balances – December 31, 2008	100,000	100	2,100,000	2,100	-	(4,033)	(1,833)

Contributions from shareholders					5,833		5,833

Net loss for period	-	-	-	-	-	(3,993)	(3,993)

Balances – March 31, 2009	100,000	$100	2,100,000	$2,100	$5,833	$(8,026)	$7

(1) Series A Preferred Convertible Stock (non-registered), with one (1) vote per share.

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2009 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008 as reported in Form 10-K filed with the SEC.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2009, shareholders loaned the Company $3,900. The shareholder loan balances were $5,833 on June 29, 2009 and $1,933 on December 31, 2008 (interest expense is not imputed due to immateriality). On June 30, 2009, shareholders forgave this shareholders loan of $5,833; this contribution is included as an increase to additional paid in capital.

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

Results of Operations for the six months ended June 30, 2009.

We did not earn any revenues from January 1, 2009 through June 30, 2009. We recognized a net loss of $3,993 for the six months ended June 30, 2009.  Expenses during this period  were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of June 30, 2009, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Twenty Second Trust, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of June 30, 2009, there were no off balance sheet arrangements.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended June 30, 2009.

Item 5.  Other Information

None

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	By-Laws (1)
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Previously included as an exhibit to the Registration Statement on Form 10-SB12G filed on November 20, 2007

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nugent Engine Technologies, Inc.

By: /s/ Micheal Nugent
Micheal Nugent
Chief Executive Officer

Nugent Engine Technologies, Inc.

By: /s/ Robert Smith
Robert Smith
Corporate Secretary &
Chief Officer Financial