Form 10-Q
period 2009-09-30
Nugent Engine Technologies Inc.
filed 2009-11-17
CIK 1439802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-53322

Nugent Engine Technologies, Inc.
(Exact name of small business issuer as specified in its charter)

Florida	26-2676697
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

City Center, 525 North Tryon Street, Suite 1600, Charlotte, NC 28202
(Address of principal executive offices)

(310) 694-8072
(Issuer’s Telephone Number)
Enterprise V Corporation Howard Hughes Center, 6080 Center Drive, 6th Floor, Los Angeles, CA 90045
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,100,000 common shares as of November 13, 2009

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of September 30, 2009 and December 31, 2008;

F-2	Statements of Operations for the three and nine months ended September 30, 2009 and the period from May 22, 2008 (inception) to September 30, 2009;

F-3	Statements of Cash Flows for the nine month period ended September 30, 2009 and the period from May 22, 2008 (inception) to September 30, 2009;

F-4	Statement of Stockholder’s Equity (Deficit) from inception (May 22, 2008) through September 30, 2009;

F-5	Notes to Financial Statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
ASSETS	(unaudited)	(audited)

Current Assets:

Cash	$-	$100

Total Current Assets	-	100

TOTAL ASSETS	$-	$100

LIABILITIES AND STOCKHOLDER’S DEFICIT:

Accounts payable	$-	$-

Shareholder Loan	-	1,933

Total Current Liabilities	-	1,933

TOTAL LIABILITIES	-	1,933

Stockholder’s Deficit:

Preferred Stock: $.001 Par; 50,000,000 shares authorized, -100,000- issued and outstanding	100	100

Common Stock, $.001 par value; 100,000,000 shares authorized; 2,100,000 shares issued and outstanding	2,100	2,100

Additional Paid-in capital	7,126	-

Deficit Accumulated During the Development Stage	(9,326)	(4,033)

Total Stockholder’s Deficit	-	(1,833)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$100

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2009 AND THE PERIOD
FROM INCEPTION (MAY 22, 2008) TO SEPTEMBER 30, 2009
(Unaudited)
			Inception
	Three	Nine	(May
	Months	Months	22, 2008)
	Ended	Ended	Through
	September 30,	September 30	September 30,
	2009	2009	2009

Expenses:

General and Administrative Expenses	$1,300	$5,293	$9,326

Total Operating Expenses	1,300	5,293	9,326

Net Loss	$(1,300)	$(5,293)	$(9,326)

Net Loss per Common Share – Basic and Diluted	$(0.001)	(0.003)	$(0.004)

Weighted Average Number Of Common
Shares Outstanding – Basic and Diluted	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND
THE PERIOD FROM INCEPTION (MAY 22, 2008) TO SEPTEMBER 30, 2009 (Unaudited)

		Inception
	Nine	(May
	Months	22, 2008)
	Ended	Through
	September 30,	September 30,
	2009	2009

Cash Flows from Operating Activities:

Net Loss	$(5,293)	$(9,326)

Changes in: Accounts payable	-	-

Net Cash Flows Used in Operations	(5,293)	(9,326)

Cash Flows from Financing Activities:

Cash proceeds from the issuance of founders shares	-	2,200

Advances from Shareholders	5,193	7,126

Net Cash Flows Provided by Financing Activities	5,193	7,126

Net Increase (Decrease) in Cash	(100)	-

Cash and Cash Equivalents – Beginning of Period	100	-

Cash and Cash Equivalents – End of Period	$-	$-

Non-Cash Transactions
Forgiveness of Shareholder Loan	$5,833	$5,833

SUPPLEMENTARY INFORMATION

Interest Paid	$-	$-

Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A Development Stage Company)
Statements of Stockholder’s Equity (Deficit)
For Period From May 22, 2008 (Inception) Through September 30, 2009 (Unaudited)

						Accumulated	Total
						(Deficit)	Stockholder’s
	Preferred Stock		Common Stock		Additional	During the
	Number of		Number of		Paid-in	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Inception – May 22, 2008 (1)	100,000	$100	-	$-	$-	$-	$100

Issuance of stock to incorporator for expenses	-	-	2,100,000	2,100	-	-	2,100
Net loss for period						(4,033)	(4,033)
Balances – December 31, 2008	100,000	100	2,100,000	2,100	-	(4,033)	(1,833)

Contributions from shareholders					1,293		1,293
Forgiveness of Shareholder Loan Contribution					5,833		5,833

Net loss for period	-	-	-	-	-	(5,293)	(5,293)

Balances – September 30, 2009	100,000	$100	2,100,000	$2,100	$7,126	$(9,326)	$-

(1) Series A Preferred Convertible Stock (non-registered), with one (1) vote per share.

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(formerly known as Enterprise V Corporation)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2009 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2008 as reported in Form 10-K filed with the SEC.

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

On October 14, 2008, Twenty Second Trust entered into a purchase agreement to acquire 2,100,000 aggregate Common shares through a private purchase for an aggregate purchase price of $61,905, and 100,000 aggregate Preferred shares through a private purchase for an aggregate purchase price of $3,095 of Nugent Engine Technologies Inc.  Twenty Second Trust now has a beneficial ownership of 100% of the Issuer’s common stock based upon 2,100,000 outstanding aggregate registered common shares of stock, and 100% of the Issuer’s preferred convertible stock based upon 100,000 outstanding aggregate unregistered preferred shares of stock.

Recently Adopted Accounting Pronouncements

Effective June 30, 2009, the Company adopted a new accounting standard issued by the FASB related to the disclosure requirements of the fair value of the financial instruments. This standard expands the disclosure requirements of fair value (including the methods and significant assumptions used to estimate fair value) of certain financial instruments to interim period financial statements that were previously only required to be disclosed in financial statements for annual periods. In accordance with this standard, the disclosure requirements have been applied on a prospective basis and did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2009, shareholders contributed capital to the Company in the amount of $5,193. For the three month period ended September 30, 2009, shareholders contributed capital to the Company in the amount of $1,293.  The shareholder loan balance was $1,933 on December 31, 2008 (interest expense is not imputed due to immateriality). During the nine month period ended September 30, 2009 shareholders forgave the shareholders loan balance of $5,833; this contribution is included as an increase to additional paid in capital.

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

Results of Operations for the nine months ended September 30, 2009.

We did not earn any revenues from January 1, 2009 through September 30, 2009. We recognized a net loss of $5,293 for the nine months ended September 30, 2009.  Expenses during this period were comprised of costs related to filings of Exchange Act reports and costs associated with consummating an acquisition.

Liquidity and Capital Resources

As of September 30, 2009, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Twenty Second Trust, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of September 30, 2009, there were no off balance sheet arrangements.

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

None

Item 3.  Defaults upon Senior Securities

None

Item 4.  Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2009.

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
Chief Financial Officer