Form 10-Q
period 2010-09-30
Nugent Engine Technologies Inc.
filed 2010-11-22
CIK 1439802

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 2,100,000 common shares as of November 22, 2010.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Nugent Engine Technologies, Inc.
(A Development Stage Company)
Balance Sheets

	Sep 30, 2010	Dec 31, 2009
	(Unaudited)

ASSETS
	-	-

TOTAL ASSETS	$-	$-

LIABILITIES

TOTAL LIABILITIES	-	-

SHAREHOLDERS' EQUITY
Preferred Stock: $.001 Par; 50,000,000 shares authorized, -100,000- issued and outstanding	100	100
Common Stock, $.001 par value; 100,000,000 shares authorized; 2,100,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,100	2,100
Additional paid-in capital	22,340	8,426
Deficit accumulated during the development phase	(24,540)	(10,626)
TOTAL SHAREHOLDERS' EQUITY	-	-

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

Nugent Engine Technologies, Inc.
(A Development Stage Company)
Statements of Operations
For the Nine and Three Months Ended September 30, 2010 and 2009
And for the Period from Inception (May 22, 2008) to September 30, 2010
(Unaudited)

	Nine months Ended September 30,		Three Months Ended September 30,
	2010	2009	2010	2009	From Inception (5/22/08) to 09/30/10

Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	13,914	5,293	3,486	1,300	24,540

Net operating loss	(13,914)	(5,293)	(3,486)	(1,300)	(24,540)

NET LOSS	$(13,914)	$(5,293)	$(3,486)	$(1,300)	$(24,540)

Net loss per share, basic and fully diluted	$(0.01)	$-	$-	$-
Weighted average number of shares outstanding	2,100,000	2,100,000	2,100,000	2,100,000

The accompanying notes are an integral part of these financial statements.

Nugent Engine Technologies, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
And for the Period from Inception (May 22, 2008) to September 30, 2010
(Unaudited)

	Nine Months Ended September 30,		From Inception (May 22, 2008) to September 30,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,914)	$(5,293)	$(24,540)

Net cash used in operating activities	(13,914)	(5,293)	(24,540)

CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
Net cash provided by / used in investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of founders' shares	-	-	2,200
Expenses paid by related party	13,914	-	16,507
Proceeds from shareholder loan	-	5,193	5,833

Net cash provided by financing activities	13,914	5,193	24,540

NET INCREASE / (DECREASE) IN CASH	-	(100)	-

Cash at beginning of period	-	100	-
Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURES
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-
Forgiveness of shareholder loan	$-	$5,833	$5,833

The accompanying notes are an integral part of these financial statements.

Nugent Engine Technologies, Inc.
 (A Development Stage Company)
Statements of Stockholder’s Equity (Deficit)
For the Period from Inception (May 22, 2008) to September 30, 2010
(Unaudited)

		Series A Preferred Stock		Common Stock
	Date	Shares	Amount	Shares	Amount	Additional Paid In Capital	Develop. Stage Deficit	Total Shareholders' Deficit

Inception-May 22, 2008		-	$-	-	$-	$-	$-	$-

Issued for cash	05/01/08	100,000	100					100

Founders' shares	10/14/08			2,100,000	2,100			2,100

Net loss							(4,033)	(4,033)

Balances, 12/31/08		100,000	100	2,100,000	2,100	-	(4,033)	(1,833)

Shareholder forgiveness of debt						5,833		5,833
Payments of expenses by shareholder						2,593		2,593
Net loss							(6,593)	(6,593)

Balances, 12/31/09		100,000	100	2,100,000	2,100	8,426	(10,626)	-

Payments of expenses by shareholder						13,914		13,914
Net loss							(13,914)	(13,914)

Balances, 09/30/10		100,000	$100	2,100,000	$2,100	$22,340	$(24,540)	$-

The accompanying notes are an integral part of these financial statements.

NUGENT ENGINE TECHNOLOGIES, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
(Unaudited)

NOTE 1 – UNAUDITED FINANCIAL STATEMENTS

In the opinion of management, the accompanying financial statements includes all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at September 30, 2010 and for all periods presented herein, have been made. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in our audited financial statements for the period ended December 31, 2009 as reported in Form 10-K filed with the SEC.

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

NOTE 3 – RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2010, the sole shareholder, Twenty Second Trust paid $13,914of expenses which were classified as Administrative Costs and Additional Paid In Capital.

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

Results of Operations for the nine months ended September 30, 2010.

We did not earn any revenues from inception (May 22, 2008) through September 30, 2010 and recognized a net loss of $13,914 for the nine months ended September 30, 2010 and $24,540 for the period from inception (May 22, 2008) to September 30, 2010.   The expenses during this period and those expenses expected during the next 12 months are comprised of costs relating to filings of Exchange Act reports and costs associated with consummating an acquisition which are paid by our sole stockholder, Twenty Second Trust.

Our increase in general and administrative expenses (from $5,293 for the nine months ended September 30, 2009 versus $13,914 for the same period in 2010) is due to increased costs of reporting compliance.

Results of Operations for the three months ended September 30, 2010.

Our general and administrative expenses were higher for the three months ended September 30, 2010 that for the same period in 2009 ($3,486 versus $1,300, respectively) due to increased costs of reporting compliance.

Liquidity and Capital Resources

As of September 30, 2010, we had no significant capital resources. We currently do not engage nor intend to engage in any in business activities that provide cash flow until we enter into a successful business combination. We rely upon funds in our treasury, if any, or upon additional funds contributed by Twenty Second Trust, our sole stockholder, to fund administrative expenses and the investigation and analysis of potential business combinations.

Off Balance Sheet Arrangements

As of September 30, 2010, there were no off balance sheet arrangements.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended September 30, 2010 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended September 30, 2010.

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

Nugent Engine Technologies, Inc. By: /s/ Robert Smith Robert Smith Chief Executive Officer Date: November 22, 2010	Nugent Engine Technologies, Inc. By: /s/ Micheal Nugent Micheal Nugent Chief Financial Officer Date: November 22, 2010